Form 10-K/A
period 2004-12-31
Calpine Channel Energy Center GP, LLC; Calpine Channel Energy Center LP, LLC; Channel Power GP, LLC; Channel Power, LP; Columbia Energy LLC; Corpus Christi Cogeneration LP; Nueces Bay Energy LLC; Calpine Northbrook Southcoast Investors, LLC; Calpine Corpus Christi Energy GP, LLC; Calpine Corpus Christi Energy, LP
filed 2005-05-17
CIK 1294428, 1294440, 1294450, 1294453, 1294455, 1294457, 1294460, 1294465, 1294469, 1294470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 333-117335

Calpine Generating Company, LLC
(A Delaware Limited Liability Company)
CalGen Finance Corp.
(A Delaware Corporation)
I.R.S. Employer Identification Nos.
77-0555128
20-1162632
50 West San Fernando Street, 5th Floor
San Jose, California 95113
Telephone: (408) 995-5115
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes ☐          No ☑
      State the aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter:
      The aggregate market value of the common equity held by non-affiliates of the registrants as of June 30, 2004 was $0.
      Calpine Generating Company, LLC is a single member limited liability company and has no common stock.
      With respect to CalGen Finance Corp., 1,000 shares of common stock, par value $1, were outstanding as of the date hereof.
(Continued on next page)

(Continued from previous page)
DOCUMENTS INCORPORATED BY REFERENCE
None
OMISSION OF CERTAIN INFORMATION

In accordance with General Instruction I (1)(a) and (b) of Form 10-K, the registrant is omitting Items 4, 10, 11, 12 and 13 (and related Exhibits) because:

(1) All of the equity securities of Calpine Generating Company, LLC, CalGen Finance Corp. and each of the additional registrants listed below are owned, indirectly, by Calpine Corporation which is a reporting company under the Securities Exchange Act of 1934 and which has filed all material required to be filed by it pursuant to Section 13, 14, or 15(d) thereof and is named in conjunction with the registrants’ description of their business; and

(2) during the preceding thirty-six calendar months and any subsequent period of days, there has not been any material default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within thirty days with respect to any indebtedness of the registrant or its subsidiaries, and there has not been any material default in the payment by the registrant or its subsidiaries of rentals under material long-term leases.
TABLE OF ADDITIONAL REGISTRANTS

State of
	Incorporation	Commission File	I.R.S. Employer
Registrant	or Organization	Number	Identification Number

CalGen Expansion Company, LLC	Delaware	333-117335-39	77-0555127
Baytown Energy Center, LP	Delaware	333-117335-38	77-0555135
Calpine Baytown Energy Center GP, LLC	Delaware	333-117335-37	77-0555133
Calpine Baytown Energy Center LP, LLC	Delaware	333-117335-36	77-0555138
Baytown Power GP, LLC	Delaware	333-117335-35	86-1056699
Baytown Power, LP	Delaware	333-117335-34	86-1056708
Carville Energy LLC	Delaware	333-117335-33	36-4309608
Channel Energy Center, LP	Delaware	333-117335-32	77-0555137
Calpine Channel Energy Center GP, LLC	Delaware	333-117335-31	77-0555139
Calpine Channel Energy Center LP, LLC	Delaware	333-117335-09	77-0555140
Channel Power GP, LLC	Delaware	333-117335-08	86-1056758
Channel Power, LP	Delaware	333-117335-07	86-1056755
Columbia Energy LLC	Delaware	333-117335-06	36-4380154
Corpus Christi Cogeneration LP	Delaware	333-117335-05	36-4337040
Nueces Bay Energy LLC	Delaware	333-117335-04	36-4216016
Calpine Northbrook Southcoast Investors, LLC	Delaware	333-117335-03	36-4337045
Calpine Corpus Christi Energy GP, LLC	Delaware	333-117335-02	86-1056770
Calpine Corpus Christi Energy, LP	Delaware	333-117335-30	86-1056497
Decatur Energy Center, LLC	Delaware	333-117335-29	77-0555708
Delta Energy Center, LLC	Delaware	333-117335-28	95-4812214
CalGen Project Equipment Finance Company Two, LLC	Delaware	333-117335-27	77-0585399
Freestone Power Generation LP	Texas	333-117335-26	76-0608559
Calpine Freestone, LLC	Delaware	333-117335-25	77-0486738
CPN Freestone, LLC	Delaware	333-117335-24	77-0545937
Calpine Freestone Energy GP, LLC	Delaware	333-117335-23	86-1056713
Calpine Freestone Energy, LP	Delaware	333-117335-22	86-1056720
Calpine Power Equipment LP	Texas	333-117335-21	76-0645514
Los Medanos Energy Center, LLC	Delaware	333-117335-20	77-0553164
CalGen Project Equipment Finance Company One, LLC	Delaware	333-117335-19	77-0556245
Morgan Energy Center, LLC	Delaware	333-117335-18	77-0555141
Pastoria Energy Facility L.L.C.	Delaware	333-117335-17	77-0581976
Calpine Pastoria Holdings, LLC	Delaware	333-117335-16	77-0559247
Calpine Oneta Power, L.P.	Delaware	333-117335-15	75-2815392
Calpine Oneta Power I, LLC	Delaware	333-117335-14	75-2815390
Calpine Oneta Power II, LLC	Delaware	333-117335-13	75-2815394
Zion Energy LLC	Delaware	333-117335-12	36-4330312
CalGen Project Equipment Finance Company Three LLC	Delaware	333-117335-11	10-0008436
CalGen Equipment Finance Holdings, LLC	Delaware	333-117335-10	77-0555519
CalGen Equipment Finance Company, LLC	Delaware	333-117335-01	77-0555523

Explanatory Note
      This Form 10-K/A Amendment No. 1 to the Annual Report on Form 10-K for Calpine Generating Company, LLC (“CalGen”), CalGen Finance Corp. and the other registrants listed in the Table of Additional Registrants for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2005, is being filed solely to correct certain errors within Exhibit 12.1, Computation of Ratio of Earnings to Fixed Charges.

      The following exhibits are filed herewith unless otherwise indicated:
EXHIBIT INDEX

Exhibit
Number	Description

1.1	Purchase Agreement, dated March 12, 2004, between Calpine Generating Company, LLC, CalGen Finance Corp. and Morgan Stanley & Co. Inc.*
3.1	Amended and Restated Certificate of Formation of Calpine Generating Company, LLC.*
3.2	Certificate of Incorporation of CalGen Finance Corp.*
3.3	Certificate of Formation of CalGen Expansion Company, LLC (f/k/a CCFC II Development Company, LLC).*
3.4	Certificate of Amendment to Certificate of Formation of CalGen Expansion Company, LLC (f/k/a CCFC II Development Company, LLC).*
3.5	Certificate of Amendment to Certificate of Formation of CalGen Expansion Company, LLC (f/k/a CCFC II Development Company, LLC).*
3.6	Certificate of Limited Partnership of Baytown Energy Center, LP.*
3.7	Certificate of Amendment to Certificate of Limited Partnership of Baytown Energy Center, LP.*
3.8	Certificate of Formation of Calpine Baytown Energy Center GP, LLC.*
3.9	Certificate of Amendment to Certificate of Formation of Calpine Baytown Energy Center GP, LLC.*
3.10	Certificate of Formation of Calpine Baytown Energy Center LP, LLC.*
3.11	Certificate of Amendment to Certificate of Formation of Calpine Baytown Energy Center LP, LLC.*
3.12	Certificate of Formation of Baytown Power GP, LLC.*
3.13	Certificate of Amendment to Certificate of Formation of Baytown Power GP, LLC.*
3.14	Certificate of Limited Partnership of Baytown Power, LP.*
3.15	Certificate of Amendment to Certificate of Limited Partnership of Baytown Power, LP.*
3.16	Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*
3.17	Certificate of Amendment to Certificate of Formation of Carville Energy LLC(f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*
3.18	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*
3.19	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*
3.20	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*
3.21	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*
3.22	Certificate of Limited Partnership of Channel Energy Center, LP.*
3.23	Certificate of Amendment to Certificate of Limited Partnership of Channel Energy Center, LP.*
3.24	Certificate of Formation of Calpine Channel Energy Center GP, LLC.*
3.25	Certificate of Amendment to Certificate of Formation of Calpine Channel Energy Center GP, LLC.*
3.26	Certificate of Formation of Calpine Channel Energy Center LP, LLC.*
3.27	Certificate of Amendment to Certificate of Formation of Calpine Channel Energy Center LP, LLC.*
3.28	Certificate of Formation of Channel Power GP, LLC.*
3.29	Certificate of Amendment to Certificate of Formation of Channel Power GP, LLC.*
3.30	Certificate of Limited Partnership of Channel Power, LP.*
3.31	Certificate of Amendment to Certificate of Limited Partnership of Channel Power, LP.*
3.32	Certificate of Formation of Columbia Energy LLC.*
3.33	Certificate of Amendment to Certificate of Formation of Columbia Energy LLC.*

Exhibit
Number	Description

3.34	Certificate of Amendment to Certificate of Formation of Columbia Energy LLC.*
3.35	Certificate of Limited Partnership of Corpus Christi Cogeneration LP.*
3.36	Certificate of Amendment to Certificate of Limited Partnership of Corpus Christi Cogeneration LP.*
3.37	Certificate of Amendment to Certificate of Limited Partnership of Corpus Christi Cogeneration LP.*
3.38	Certificate of Formation of Nueces Bay Energy LLC.*
3.39	Certificate of Amendment to Certificate of Formation of Nueces Bay Energy LLC.*
3.40	Certificate of Amendment to Certificate of Formation of Nueces Bay Energy LLC.*
3.41	Amended and Restated Certificate of Formation of Calpine Northbrook Southcoast Investors, LLC (f/k/a Skygen Southcoast Investors LLC).*
3.42	Certificate of Amendment to Certificate of Formation of Calpine Northbrook Southcoast Investors, LLC (f/k/a Skygen Southcoast Investors LLC).*
3.43	Certificate of Formation of Calpine Corpus Christi Energy GP, LLC.*
3.44	Certificate of Amendment to Certificate of Formation of Calpine Corpus Christi Energy GP, LLC.*
3.45	Certificate of Limited Partnership of Calpine Corpus Christi Energy, LP.*
3.46	Certificate of Amendment to Certificate of Limited Partnership of Calpine Corpus Christi Energy, LP.*
3.47	Certificate of Formation of Decatur Energy Center, LLC.*
3.48	Certificate of Amendment to Certificate of Formation of Decatur Energy Center, LLC.*
3.49	Certificate of Formation of Delta Energy Center, LLC.*
3.50	Certificate of Amendment to Certificate of Formation of Delta Energy Center, LLC.*
3.51	Certificate of Amendment to Certificate of Formation of Delta Energy Center, LLC.*
3.52	Certificate of Formation of CalGen Project Equipment Finance Company Two, LLC (f/k/a CCFC II Project Equipment Finance Company Two, LLC).*
3.53	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Two, LLC (f/k/a CCFC II Project Equipment Finance Company Two, LLC).*
3.54	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Two, LLC (f/k/a CCFC II Project Equipment Finance Company Two, LLC).*
3.55	Amended and Restated Certificate of Limited Partnership of Freestone Power Generation LP.*
3.56	Certificate of Formation of Calpine Freestone, LLC.*
3.57	Certificate of Formation of CPN Freestone, LLC.*
3.58	Certificate of Formation of Calpine Freestone Energy GP, LLC.*
3.59	Certificate of Amendment to Certificate of Formation of Calpine Freestone Energy GP, LLC.*
3.60	Certificate of Limited Partnership of Calpine Freestone Energy, LP.*
3.61	Certificate of Amendment to Certificate of Limited Partnership of Calpine Freestone Energy, LP.*
3.62	Amended and Restated Certificate of Limited Partnership of Calpine Power Equipment LP.*
3.63	Amended and Restated Certificate of Formation of Los Medanos Energy Center LLC (f/k/a Pittsburg District Energy Facility, LLC).*
3.64	Certificate of Amendment to Certificate of Formation of Los Medanos Energy Center LLC (f/k/a Pittsburg District Energy Facility, LLC).*
3.65	Certificate of Formation of CalGen Project Equipment Finance Company One, LLC (f/k/a CCFC II Project Equipment Finance Company One, LLC).*
3.66	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company One, LLC (f/k/a CCFC II Project Equipment Finance Company One, LLC).*
3.67	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company One, LLC (f/k/a CCFC II Project Equipment Finance Company One, LLC).*
3.68	Certificate of Formation of Morgan Energy Center, LLC.*
3.69	Certificate of Amendment to Certificate of Formation of Morgan Energy Center, LLC.*
3.70	Certificate of Formation of Pastoria Energy Facility L.L.C.*

Exhibit
Number	Description

3.71	Certificate of Amendment to Certificate of Formation of Pastoria Energy Facility L.L.C.*
3.72	Certificate of Amendment to Certificate of Formation of Pastoria Energy Facility L.L.C.*
3.73	Amended and Restated Certificate of Formation of Calpine Pastoria Holdings, LLC (f/k/a Pastoria Energy Center, LLC).*
3.74	Certificate of Amendment to Certificate of Formation of Calpine Pastoria Holdings, LLC (f/k/a Pastoria Energy Center, LLC).*
3.75	Amended and Restated Certificate of Limited Partnership of Calpine Oneta Power, L.P. (f/k/a Panda Oneta Power, L.P.).*
3.76	Certificate of Amendment to Certificate of Limited Partnership of Calpine Oneta Power, L.P. (f/k/a Panda Oneta Power, L.P.).*
3.77	Amended and Restated Certificate of Formation of Calpine Oneta Power I, LLC (f/k/a Panda Oneta Power I, LLC).*
3.78	Certificate of Amendment to Certificate of Formation of Calpine Oneta Power I, LLC (f/k/a Panda Oneta Power I, LLC).*
3.79	Amended and Restated Certificate of Formation of Calpine Oneta Power II, LLC (f/k/a Panda Oneta Power II, LLC).*
3.80	Certificate of Amendment to Certificate of Formation of Calpine Oneta Power II, LLC (f/k/a Panda Oneta Power II, LLC).*
3.81	Certificate of Formation of Zion Energy LLC.*
3.82	Certificate of Amendment to Certificate of Formation of Zion Energy LLC.*
3.83	Certificate of Amendment to Certificate of Formation of Zion Energy LLC.*
3.84	Certificate of Formation of CalGen Project Equipment Finance Company Three, LLC (f/k/a CCFC II Project Equipment Finance Company Three, LLC).*
3.85	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Three, LLC (f/k/a CCFC II Project Equipment Finance Company Three, LLC).*
3.86	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Three, LLC (f/k/a CCFC II Project Equipment Finance Company Three, LLC).*
3.87	Amended and Restated Certificate of Formation of CalGen Equipment Finance Holdings, LLC (f/k/a CCFC II Leasing Holdings, LLC and CCFC II Equipment Finance Holdings, LLC).*
3.88	Certificate of Amendment to Certificate of Formation of CalGen Equipment Finance Holdings, LLC (f/k/a CCFC II Leasing Holdings, LLC and CCFC II Equipment Finance Holdings, LLC).*
3.89	Certificate of Amendment to Amended and Restated Certificate of Formation of CalGen Equipment Finance Holdings, LLC (f/k/a CCFC II Leasing Holdings, LLC and CCFC II Equipment Finance Holdings, LLC).*
3.90	Amended and Restated Certificate of Formation of CalGen Equipment Finance Company, LLC (f/k/a CCFC II Leasing Company, LLC and CCFC II Equipment Finance Company, LLC)*
3.91	Certificate of Amendment to Certificate of Formation of CalGen Equipment Finance Company, LLC (f/k/a CCFC II Leasing Company, LLC and CCFC II Equipment Finance Company, LLC).*
3.92	Certificate of Amendment to Amended and Restated Certificate of Formation of CalGen Equipment Finance Company, LLC (f/k/a CCFC II Leasing Company, LLC and CCFC II Equipment Finance Company, LLC).*
3.93	Limited Liability Company Operating Agreement of Calpine Generating Company, LLC.*
3.94	Bylaws of CalGen Finance Corp.*
3.95	Limited Liability Company Operating Agreement of CalGen Expansion Company, LLC.*
3.96	Agreement of Limited Partnership of Baytown Energy Center, LP.*
3.97	Amended and Restated Limited Liability Company Operating Agreement of Calpine Baytown Energy Center GP, LLC.*
3.98	Amended and Restated Limited Liability Company Operating Agreement of Calpine Baytown Energy Center LP, LLC.*

Exhibit
Number	Description

3.99	Limited Liability Company Operating Agreement of Baytown Power GP, LLC.*
3.100	Agreement of Limited Partnership of Baytown Power, LP.*
3.101	Amended and Restated Limited Liability Company Operating Agreement of Carville Energy LLC.*
3.102	Agreement of Limited Partnership of Channel Energy Center, LP, October 2000.*
3.103	Amended and Restated Limited Liability Company Operating Agreement of Calpine Channel Energy Center GP, LLC.*
3.104	Amended and Restated Limited Liability Company Operating Agreement of Calpine Channel Energy Center LP, LLC.*
3.105	Limited Liability Company Operating Agreement of Channel Power GP, LLC.*
3.106	Agreement of Limited Partnership of Channel Power, LP.*
3.107	Amended and Restated Limited Liability Company Operating Agreement of Columbia Energy LLC.*
3.108	Amended and Restated Agreement of Limited Partnership of Corpus Christi Cogeneration LP.*
3.109	Amended and Restated Limited Liability Company Operating Agreement of Nueces Bay Energy LLC.*
3.110	Amended and Restated Limited Liability Company Operating Agreement of Calpine Northbrook Southcoast Investors, LLC.*
3.111	Limited Liability Company Operating Agreement of Calpine Corpus Christi Energy GP, LLC.*
3.112	Agreement of Limited Partnership of Calpine Corpus Christi Energy, LP.*
3.113	Amended and Restated Limited Liability Company Operating Agreement of Decatur Energy Center, LLC.*
3.114	Amended and Restated Limited Liability Company Operating Agreement of Delta Energy Center, LLC.*
3.115	Limited Liability Company Operating Agreement of CalGen Project Equipment Finance Company Two, LLC.*
3.116	Second Amended and Restated Agreement of Limited Partnership of Freestone Power Generation LP.*
3.117	Limited Liability Company Operating Agreement of Calpine Freestone, LLC.*
3.118	Limited Liability Company Operating Agreement of CPN Freestone, LLC.*
3.119	Limited Liability Company Operating Agreement of Calpine Freestone Energy GP, LLC.*
3.120	Agreement of Limited Partnership of Calpine Freestone Energy, LP.*
3.121	Amended and Restated Agreement of Limited Partnership of Calpine Power Equipment LP.*
3.122	Amended and Restated Limited Liability Company Operating Agreement of Los Medanos Energy Center LLC.*
3.123	Limited Liability Company Operating Agreement of CalGen Project Equipment Finance Company One, LLC.*
3.124	Amended and Restated Limited Liability Company Operating Agreement of Morgan Energy Center, LLC.*
3.125	Amended and Restated Limited Liability Company Operating Agreement of Pastoria Energy Facility L.L.C.*
3.126	Limited Liability Company Operating Agreement of Calpine Pastoria Holdings, LLC.*
3.127	Amended and Restated Agreement of Limited Partnership of Calpine Oneta Power, L.P.*
3.128	Amended and Restated Limited Liability Company Operating Agreement of Calpine Oneta Power I, LLC.*
3.129	Amended and Restated Limited Liability Company Operating Agreement of Calpine Oneta Power II, LLC.*
3.130	Limited Liability Company Operating Agreement of Zion Energy LLC.*
3.131	Limited Liability Company Operating Agreement of CalGen Project Equipment Finance Company Three, LLC.*

Exhibit
Number	Description

3.132	Limited Liability Company Operating Agreement of CalGen Equipment Finance Holdings, LLC.*
3.133	Limited Liability Company Operating Agreement of CalGen Equipment Finance Company, LLC.*
4.1	First Priority Indenture, dated March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp., each of the Guarantors named therein and Wilmington Trust FSB, as Trustee.*
4.2	Second Priority Indenture, dated March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp., each of the Guarantors named therein and Wilmington Trust FSB, as Trustee.*
4.3	Third Priority Indenture, dated March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp., each of the Guarantors named therein and Wilmington Trust FSB, as Trustee.*
4.4	Form of First Priority Secured Floating Rate Note due 2009 (included in Exhibit 4.1).*
4.5	Form of Second Priority Secured Floating Rate Note due 2010 (included in Exhibit 4.2).*
4.6	Form of Third Priority Secured Floating Rate Note due 2011 (included in Exhibit 4.3).*
4.7	Form of 11 1/2% Third Priority Secured Note due 2011 (included in Exhibit 4.3).*
4.8	Registration Rights Agreement, dated March 23, 2004, among Calpine Generating Company LLC, CalGen Finance Corp., each of the Guarantors named therein and Morgan Stanley & Co. Inc.*
4.9	Collateral Trust and Intercreditor Agreement, dated March 23, 2004, among CalGen Holdings, Inc., Calpine Generating Company, LLC, each of the Guarantors named therein, Wilmington Trust Company, as Trustee, Morgan Stanley Senior Funding Inc., as Administrative Agent under the Term Loan Agreements, Bank of Nova Scotia, as Administrative Agent under the Revolving Loan Agreements, and Wilmington Trust Company, as Collateral Agent.*
4.10	Membership Interest Pledge Agreement, dated March 23, 2004, among CalGen Holdings Inc., as Pledgor, Calpine Generating Company, LLC, CalGen Expansion Company, LLC, and Wilmington Trust Company, as Collateral Agent.*
4.11	Membership Interest Pledge Agreement, dated March 23, 2004, among Calpine Generating Company, LLC, as Pledgor, CalGen Expansion Company, and Wilmington Trust, as Collateral Agent.*
4.12	Security Agreement, dated March 23, 2004, among Calpine Generating Company, LLC, the Guarantors party therein from time to time; and Wilmington Trust Company, as Collateral Agent.*
4.13	Collateral Account Control Agreement, dated March 23, 2004, among Calpine Generating Company, LLC and Wilmington Trust Company, as Collateral Agent.*
10.1	Credit and Guarantee Agreement of $600,000,000 First Priority Secured Institutional Term Loans Due 2009, dated March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp., each of the Guarantors named therein, Morgan Stanley Senior Funding Inc., as Administrative Agent and Arranger, and the Lenders party to the agreement from time to time.*
10.2	Credit and Guaranty Agreement of $100,000,000 Second Priority Secured Institutional Term Loans Due 2010, dated March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp., each of the Guarantors named therein, Morgan Stanley Senior Funding Inc., as Administrative Agent and Arranger, and the Lenders party to the agreement from time to time.*
10.3	Amended and Restated Credit Agreement of $200,000,000 First Priority Secured Revolving Loans, dated March 23, 2004, among Calpine Generating Company, LLC, each of the Guarantors named therein, the Bank of Nova Scotia, as Administrative Agent and Lead Arranger, Bayerische Landesbank Cayman Islands Branch, Credit Lyonnais New York Branch, ING Capital LLC, Toronto Dominion Inc., each as Agent and Arranger, and the Lenders party to the agreement from time to time.*
10.4	ISDA Master Agreement, dated March 12, 2004, between Calpine Generating Company, LLC and Morgan Stanley Capital Group, Inc.*
10.5	Guaranty, dated March 12, 2004, made by Morgan Stanley & Co. Incorporated in favor of Morgan Stanley Capital Group, Inc.*
10.6	WECC Fixed Price Gas Sale and Power Purchase Agreement, dated March 23, 2004, among Calpine Energy Services, L.P., Calpine Generating Company, LLC, Delta ProjectCo. and Los Medanos ProjectCo.*

Exhibit
Number	Description

10.7	Index Based Gas Sale and Power Purchase Agreement, dated March 23, 2004, among Calpine Energy Services, L.P. and Calpine Generating Company, LLC and each of its Subsidiaries named therein.*
10.8	First Amendment to Index Based Gas Sale and Power Purchase Agreement, dated May 20, 2004, among Calpine Energy Services, L.P. and Calpine Generating Company, LLC and each of its Subsidiaries named therein.*
10.9	Second Amendment to Index Based Gas Sale and Power Purchase Agreement, dated May 26, 2004, among Calpine Energy Services, L.P. and Calpine Generating Company, LLC and each of its Subsidiaries named therein.*
10.10	Third Amendment to Index Based Gas Sale and Power Purchase Agreement, dated August 1, 2004, among Calpine Energy Services, L.P. and Calpine Generating Company, LLC and each of its subsidiaries named therein.*
10.11	Master Operation and Maintenance Agreement, dated March 23, 2004, among Calpine Operating Services Company, Inc. and Calpine Generating Company, LLC and each of its Subsidiaries named therein.*
10.12	Master Maintenance Services Agreement, dated March 23, 2004, among Calpine Operating Services Company, Inc. and Calpine Generating Company, LLC and each of its Subsidiaries named therein.*
10.13	Master Construction Management Agreement, dated March 23, 2004, among Calpine Construction Management Company, Inc., Calpine Generating Company, LLC and certain of the Facility Owners named therein.*
10.14	Administrative Services Agreement, dated March 23, 2004, among Calpine Generating Company, LLC, each of its Subsidiaries named therein, and CalGen Finance Corp.*
10.15	Project Undertaking and Agreement, dated March 23, 2004, among Calpine Corporation and Calpine Generating Company, LLC and each of its Subsidiaries named therein.*
10.16	Affiliate Party Agreement Guaranty, dated March 23, 2004, made by Calpine Corporation in favor of Calpine Generating Company, LLC and each of its Subsidiaries named therein.*
10.17	Working Capital Facility Agreement, dated March 23, 2004, among Calpine Corporation, CalGen Holdings, Inc. and Calpine Generating Company, LLC.*
12.1	Computation of Ratio of Earnings to Fixed Charges.†
21.1	List of Subsidiaries*
24.1	Powers of Attorney for Calpine Generating Company, LLC, CalGen Finance Corp. and the Co-Registrants (included in the signature pages hereof)††
31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.††
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.††
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††

† Filed herewith

††	Incorporated by reference to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on April 15, 2005.

*	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-117335), filed with the SEC on July 13, 2004.

+	Incorporated by reference to the Registrants’ Registration Statement on Form S-4/A (Registration No. 333-117335), filed with the SEC on October 19, 2004.